Form 10-Q
period 1996-06-30
MAY DRILLING PARTNERSHIP 1983-1
filed 1996-08-13
CIK 711308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-11311


                        MAY DRILLING PARTNERSHIP 1983-1
                         MAY LIMITED PARTNERSHIP 1983-1
             (Exact name of registrant as specified in its charter)


                                                               75-1896224
           TEXAS                                               75-1896223
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification Number)

 4582 SOUTH ULSTER STREET PARKWAY
           SUITE 1700
        DENVER, COLORADO                                          80237
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code:  (303) 850-7373

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes x   No

                         MAY DRILLING PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                               June 30,        December 31,
                                                 1996              1995



 ASSETS
 Investment in
 May Limited Partnership 1983-1                  $201              $207
                                                  ===               ===


 PARTNERS' CAPITAL

 Partners' Capital                               $201              $207
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

                         MAY LIMITED PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                 June 30,      December 31,
                                                   1996          1995

 ASSETS
 CURRENT ASSETS
 Cash and cash equivalents                      $    115          $    115
 Accrued oil and gas sales                            54                52
 Due from affiliate                                   21                 8
                                                 -------           -------

 Total                                               190               175
                                                 -------           -------

 OIL AND GAS PROPERTIES, using the full
 cost method of accounting                         7,288             7,287
 Less - Accumulated depletion                     (7,045)           (7,022)
                                                 -------           -------
 Net oil and gas properties                          243               265
                                                 -------           -------

 TOTAL ASSETS                                   $    433          $    440
                                                 =======           =======

 LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
 Accounts payable and accrued liabilities       $     11          $     20
                                                 -------           -------

 Total                                                11                20
                                                 -------           -------

 PARTNERS' CAPITAL
 General partner                                     221               213
 Limited partner                                     201               207
                                                 -------           -------
 Total                                               422               420

                                                 -------           -------
 TOTAL LIABILITIES AND PARTNERS' CAPITAL        $    433          $    440
                                                 =======           =======

                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                  For the Three Months Ended
                                                          June 30,
                                                  1996              1995

 REVENUES
 Oil revenue                                    $     11          $      7
 Gas revenue                                          76                39
 Interest income                                       1                 1
                                                 -------           -------
 Total                                                88                47
                                                 -------           -------

 COSTS AND EXPENSES
 Lease operating                                      10                13
 General and administrative                           19                19
 Depletion                                            12                11
 Professional services and other                       2                 2
 Litigation settlement                                 1
                                                 -------           -------
 Total                                                44                45
                                                 -------           -------

 NET INCOME                                     $     44          $      2
                                                 =======           =======

 ALLOCATION OF NET INCOME:

 General Partner                                $     24          $      2
                                                 =======           =======

 Limited Partner                                $     20          $      -
                                                 =======           =======

 Per initial $1,000 limited partner
 investment                                     $   4.24          $      -
                                                 =======           =======


 Weighted average initial $1,000
 limited partner investment units
 outstanding                                       4,713             4,713
                                                 =======           =======

                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)


                                                 For the Six Months Ended
                                                          June 30,
                                                  1996              1995

 REVENUES
 Oil revenue                                    $     20          $     14
 Gas revenue                                         167                85
 Interest income                                       2                 2
                                                 -------           -------
 Total                                               189               101
                                                 -------           -------

 COSTS AND EXPENSES
 Lease operating                                      20                23
 General and administrative                           38                38
 Depletion                                            23                24
 Professional services and other                       4                 4
 Litigation settlement                                 1
                                                 -------           -------
 Total                                                86                89
                                                 -------           -------

 NET INCOME                                     $    103          $     12
                                                 =======           =======

 ALLOCATION OF NET INCOME:

 General Partner                                $     51          $     12
                                                 =======           =======

 Limited Partner                                $     52          $      -
                                                 =======           =======

 Per initial $1,000 limited
 partner investment                             $  11.03          $      -
                                                 =======           =======

 Weighted average initial $1,000
 limited partner investment units
 outstanding                                       4,713             4,713
                                                 =======           =======






                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                For the Six Months Ended
                                                        June  30,
                                                  1996             1995

 OPERATING ACTIVITIES:

 Net income                                   $    103          $     12
 Adjustment to reconcile net income to
 net cash provided by operating
 activities:
 Depletion                                          23                24
                                               -------           -------

 Cash from operations before working
 capital changes                                   126                36
 Changes in assets and liabilities
 provided (used) cash:
 Accrued oil and gas sales                          (2)                2
 Due from affiliate                                (13)               (2)
 Accounts payable and accrued liabilities           (9)               (8)
 Payable to affiliate                                                 (2)
                                               -------           -------

 Net cash provided by operating
 activities                                        102                26
                                               -------           -------

 INVESTING ACTIVITIES:
 Additions to oil and gas properties                (1)              (14)
                                               -------           -------
 Net cash used in investing activities              (1)              (14)
                                               -------           -------

 FINANCING ACTIVITIES:
 Distributions to partners                        (101)              (18)
                                               -------           -------

 Net cash used in financing activities            (101)              (18)
                                               -------           -------

 NET DECREASE IN CASH AND CASH
 EQUIVALENTS                                         -                (6)

 CASH AND CASH EQUIVALENTS:
 Balance, beginning of period                      115                96
                                               -------           -------

 Balance, end of period                       $    115          $     90
                                               =======           =======




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


NOTE 2 - LEGAL

In June 1996, the Limited Partnership and the other parties to the lawsuits styled Lamson Petroleum Corporation v. Hallwood Petroleum, Inc. et al. settled the lawsuits. The plaintiffs in the lawsuits claimed they had valid leases covering streets and roads in the units of the A. L. Boudreaux #1 well, G. S. Boudreaux #1 well, Paul Castille #1 well, Evangeline Shrine Club #1 well and Duhon #1 well, which represented approximately 3% to 4% of the Limited Partnership s interest in these properties, and they were entitled to a portion of the production from the wells dating from February 1990. In the settlement, the Limited Partnership and the plaintiffs agreed to cross-convey interests in certain leases to one another, and the Limited Partnership agreed to pay the plaintiffs $25,000. The Limited Partnership has not recognized revenue attributable to the contested leases since January 1993. These revenues, totaling $24,000, had been placed in escrow pending the resolution of the lawsuits. The excess of the cash paid over the escrowed amounts, is reflected as litigation settlement expense in the accompanying financial statements. The cross-conveyance of the interests in the leases will result in a decrease in the Limited Partnership s reserves of $15,000 in future net revenues, discounted at 10%.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Partnership generated $102,000 of cash flow from operating activities and made distributions of $101,000 during the six months ended June 30, 1996. Future distributions are dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

OIL REVENUE

Oil revenue increased $4,000 during the second quarter of 1996 as compared with the same period during 1995 primarily due to an increase in the average oil price from $18.53 per barrel in 1995 to $20.84 per barrel in 1996, combined with an increase in production. Oil production increased 24% primarily due to increased state allowable production limits.


GAS REVENUE

Gas revenue increased $37,000 during the second quarter of 1996 as compared to the corresponding period in 1995 primarily as the result of an increase in the average gas price from $1.84 per mcf in 1995 to $2.64 mcf in 1996. Gas production increased approximately 37% in the second quarter of 1996 as compared with the second quarter of 1995 primarily due to increased state allowable production limits.

LEASE OPERATING

Lease operating expense decreased $3,000 during the second quarter of 1996 as compared with the second quarter of 1995 primarily due to decreases in operating expenses resulting from cost savings measures implemented during 1995.

DEPLETION

Depletion expense increased $1,000 during the second quarter of 1996 as compared to the corresponding period in 1995 as a result of a higher depletion rate caused by the increase in oil and gas production discussed above.

LITIGATION SETTLEMENT

Litigation settlement expense represents the settlement of the Lamson lawsuit which is further described in Item 1 - Note 2 of this Form 10-Q.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

The comparisons for the six months ended June 30, 1996 and the six months ended June 30, 1995 are consistent with those discussed in the second quarter 1996 compared to the second quarter of 1995 except for the following:

OIL  REVENUE

Oil revenue increased $6,000 during the first six months of 1996 as compared to the corresponding period in 1995. The increase is comprised of a 19% increase in production combined with an increase in oil prices from $18.06 per barrel in 1995 to $19.94 per barrel in 1996. The increase in production is due to increased state allowable production limits.

GAS REVENUE

Gas revenue increased $82,000 during the first six months of 1996 as compared with the same period during 1995. The increase is comprised of a 16% increase in gas production combined with an increase in gas prices from $1.74 per mcf in 1995 to $2.95 per mcf in 1996. The increase in production is due to increased state allowable production limits.

DEPLETION

Depletion expense decreased $1,000 during the first six months of 1996 as compared with the same period during 1995 as a result of lower capitalized costs in 1996 as compared with 1995.


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

                                        MAY DRILLING PARTNERSHIP 1983-1
                                        MAY LIMITED PARTNERSHIP 1983-1

                                        BY:   EDP OPERATING, LTD.,
                                              GENERAL PARTNER
                                        BY:   HALLWOOD G. P., INC.,
                                              GENERAL PARTNER



 Date: August 1, 1996                   By:   /s/Robert S. Pfeiffer
                                              Robert S. Pfeiffer, Vice President
                                              (Principal Accounting Officer)