Form 10-Q
period 1997-03-31
MAY DRILLING PARTNERSHIP 1983-1
filed 1997-05-12
CIK 711308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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
                                                    (Unaudited)
                                                  (In thousands)



                                                                        March 31,                 December 31,
                                                                          1997                        1996

ASSETS
Investment in
     May Limited Partnership 1983-1                                       $198                        $179
                                                                           ===                         ===

PARTNERS' CAPITAL
Partners' Capital                                                         $198                        $179
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















                                     The   accompanying note is an integral part
                                           of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1983-1
                                                  BALANCE SHEETS
                                                    (Unaudited)
                                                  (In thousands)



                                                                        March 31,                 December 31,
                                                                          1997                        1996

ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                    $    139                    $    115
     Accrued oil and gas sales                                                          39                          59
     Due from affiliate                                                                 27
                                                                                  --------
              Total                                                                    205                         174
                                                                                   -------                     -------

OIL AND GAS PROPERTIES, using the
     full cost method of accounting                                                  7,311                       7,302
         Less accumulated depletion                                                (7,072)                     (7,063)
                                                                                   ------                      ------
              Net oil and gas properties                                               239                         239
                                                                                   -------                     -------

TOTAL ASSETS                                                                      $    444                    $    413
                                                                                   =======                     =======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                    $      11                   $      17
     Due to affiliate                                                                                                5
                                                                                ----------                   ---------
              Total                                                                     11                          22
                                                                                  --------                    --------

PARTNERS' CAPITAL
     General partner                                                                   235                         212
     Limited partner                                                                   198                         179
                                                                                   -------                     -------
              Total                                                                    433                         391
                                                                                   -------                     -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $    444                    $    413
                                                                                   =======                     =======














                                     The   accompanying note is an integral part
                                           of the financial statements.



                                          MAY LIMITED PARTNERSHIP 1983-1
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)
                                    (In thousands, except for unit information)



                                                                        For the Three Months Ended March 31,
                                                                          1997                        1996

REVENUES
     Oil revenue                                                                $        8                  $        9
     Gas revenue                                                                        69                          91
     Interest income                                                                     1                           1
                                                                                 ---------                   ---------
              Total                                                                     78                         101
                                                                                  --------                     -------

COSTS AND EXPENSES
     Lease operating                                                                     8                          10
     General and administrative                                                         15                          19
     Depletion                                                                           9                          11
     Professional services and other                                                     4                           2
                                                                                 ---------                   ---------
              Total                                                                     36                          42
                                                                                  --------                    --------

NET INCOME                                                                       $      42                   $      59
                                                                                  ========                    ========

ALLOCATION OF NET INCOME:

     General Partner                                                             $      23                   $      27
                                                                                  ========                    ========

     Limited Partner                                                             $      19                   $      32
                                                                                  ========                    ========

         Per initial $1,000 limited
              partner investment                                                 $    4.03                    $   6.79
                                                                                  ========                     =======

         Weighted average initial $1,000 limited
              partner investment units outstanding                                   4,713                       4,713
                                                                                    ======                      ======














                                     The   accompanying note is an integral part
                                           of the financial statements.




                                          MAY LIMITED PARTNERSHIP 1983-1
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)
                                                  (In thousands)



                                                                        For the Three Months Ended March 31,
                                                                          1997                        1996

OPERATING ACTIVITIES:
   Net income                                                                    $      42                   $      59
   Adjustment to reconcile net income to net
        cash provided by operating activities:
            Depletion                                                                    9                          11
                                                                                 ---------                    --------

                 Cash from operations before working
                     capital changes                                                    51                          70

   Changes in assets and liabilities provided (used) cash:
            Accrued oil and gas sales                                                   20                        (10)
            Due from affiliate                                                        (27)                        (16)
            Accounts payable and accrued liabilities                                   (6)                         (4)
            Payable to affiliate                                                       (5)
                                                                                ---------

                 Net cash provided by operating activities                              33                          40
                                                                                  --------                    --------

INVESTING ACTIVITIES:
   Additions to oil and gas properties                                                 (9)
                                                                                ---------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                          24                          40

CASH AND CASH EQUIVALENTS:
   Balance, beginning of period                                                        115                         115
                                                                                   -------                     -------

   Balance, end of period                                                         $    139                    $    155
                                                                                   =======                     =======












                                     The   accompanying note is an integral part
                                           of the financial statements.

                                          MAY LIMITED PARTNERSHIP 1983-1
                                           NOTE TO FINANCIAL STATEMENTS
                                                    (Unaudited)


NOTE 1 -      GENERAL

The financial statements presented are those of May Limited Partnership 1983-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.


ITEM 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

Liquidity and Capital Resources

The Partnership generated $33,000 of cash flow from operating activities during the three months ended March 31, 1997. The ability of the Partnership to make future distributions is dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1997 Compared to First Quarter 1996

Oil Revenue

Oil revenue decreased $1,000 during the first quarter of 1997 as compared with the same period during 1996 primarily due to a decrease in production, partially offset by an increase in the average oil price. The average oil price increased from $19.03 per barrel in 1996 to $22.56 per barrel in 1997. Oil production decreased 23% primarily due to lower state allowable production limits as well as normal production declines.

Gas Revenue

Gas revenue decreased $22,000 during the first quarter of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 22% primarily due to lower state allowable production limits as well as normal production declines. The average gas price decreased from $3.28 per mcf in 1996 to $3.19 per mcf in 1997.

Lease Operating

Lease operating expense decreased $2,000 during the first quarter of 1997 as compared with the first quarter of 1996 primarily due to lower production taxes resulting from the decrease in oil and gas revenue discussed above.

General and Administrative

General and administrative expenses decreased $4,000 during the first quarter of 1997 as compared with the same period in 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $2,000 during the first quarter of 1997 as compared to the corresponding period in 1996 as a result of a lower depletion rate during 1997 resulting from the decrease in oil and gas production discussed above.

Professional Services and Other

Professional services and other expense increased $2,000 during the first quarter of 1997 as compared with the first quarter of 1996. The increase is primarily due to the timing of these expenses.

PART II -     OTHER INFORMATION


ITEM 1  -     LEGAL PROCEEDINGS

              Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1996.


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


                                           MAY DRILLING PARTNERSHIP 1983-1
                                           MAY LIMITED PARTNERSHIP 1983-1
                                           By:           EDP OPERATING, LTD.,
                                                           General Partner
                                           By:           HEPGP Ltd.,
                                                            General Partner
                                           By:           HALLWOOD G. P., INC.,
                                                             General Partner


Date: April 30, 1997                       By:     /s/Robert S. Pfeiffer
     -------------------------                    --------------------------
                                              Robert S. Pfeiffer, Vice President
                                               (Principal Accounting Officer)


Document: P:\DOC\83-1MQ.DOC