Form 10-Q
period 1997-06-30
MAY DRILLING PARTNERSHIP 1983-1
filed 1997-08-14
CIK 711308

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE
  |X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

  | | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-11311


                         MAY DRILLING PARTNERSHIP 1983-1
                         MAY LIMITED PARTNERSHIP 1983-1
             (Exact name of registrant as specified in its charter)




                                                                     75-1896224
             Texas                                                   75-1896223
(State or other jurisdiction of                                    (IRS Employer
incorporation or organization)                            Identification Number)


4582 South Ulster Street Parkway
          Suite 1700
      Denver, Colorado                                                     80237
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
                                   (Unaudited)
                                 (In thousands)




                                                                        June 30,                December 31,
                                                                           1997                    1996

ASSETS

Investment in
     May Limited Partnership 1983-1                                      $207                       $179
                                                                          ====                       ===



PARTNERS' CAPITAL

Partners' Capital                                                        $207                       $179
                                                                          ====                       ===










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



                         MAY LIMITED PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                         June 30,                December 31,
                                                                           1997                      1996



ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                            $   191                   $    115
     Accrued oil and gas sales                                                 31                         59
     Due from affiliate                                                         6
                                                                             ----                        ---
              Total                                                           228                        174
                                                                             ----                        ---

OIL AND GAS PROPERTIES, using the   full cost method of
     accounting                                                             7,313                      7,302
         Less accumulated depletion                                        (7,080)                    (7,063)
                                                                           ------                     ------
              Net oil and gas properties                                      233                        239
                                                                           ------                     ------



TOTAL ASSETS                                                              $   461                   $    413
                                                                           ======                    =======


LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
     Accounts payable and accrued liabilities                            $     10                  $      17
     Due to affiliate                                                                                      5
                                                                             ----                        ---
             Total                                                             10                         22
                                                                             ----                        ---

PARTNERS' CAPITAL
     General partner                                                          244                        212
     Limited partner                                                          207                        179
                                                                              ---                       ----
              Total                                                           451                        391
                                                                              ---                       ----

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $    461                   $    413
                                                                          =======                    =======









                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                        For the Three Months Ended June 30,

                                                                           1997                       1996
                                                                           -----                      ----

REVENUES
     Oil revenue                                                        $       6                  $      11
     Gas revenue                                                               41                         76
     Interest                                                                   2                          1
                                                                              ---                        ---
              Total                                                            49                         88
                                                                              ---                        ---

COSTS AND EXPENSES
     Lease operating                                                            6                         10
     General and administrative                                                15                         19
     Depletion                                                                  8                         12
     Professional services and other                                            2                          2
     Litigation settlement                                                                                 1
                                                                              ---                        ---
              Total                                                            31                         44
                                                                              ---                        ---
NET INCOME                                                              $      18                  $      44
                                                                         ========                   ========


ALLOCATION OF NET INCOME:

     General Partner                                                   $        9                  $      24
                                                                        =========                   ========

     Limited Partner                                                   $        9                  $      20
                                                                        =========                   ========


         Per initial $1,000 limited
              partner investment                                         $   1.91                   $   4.24
                                                                          =======                    =======




         Weighted average initial $1,000 limited
              partner investment units outstanding                          4,713                      4,713
                                                                           =====                      =====








                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         For the Six Months Ended June 30,

                                                                           1997                       1996
                                                                           -----                      ----

REVENUES
     Oil revenue                                                       $       14                 $       20
     Gas revenue                                                              110                        167
     Interest                                                                   3                          2
                                                                             ----                       ----
              Total                                                           127                        189
                                                                              ---                        ---
COSTS AND EXPENSES
     Lease operating                                                           14                         20
     General and administrative                                                30                         38
     Depletion                                                                 17                         23
     Professional services and other                                            6                          4
     Litigation settlement                                                                                 1
                                                                              ---                        ---
              Total                                                            67                         86
                                                                              ---                        ---

NET INCOME                                                              $      60                  $     103
                                                                         ========                   ========


ALLOCATION OF NET INCOME:

     General Partner                                                    $      32                  $      51
                                                                         ========                   ========

     Limited Partner                                                    $      28                  $      52
                                                                         ========                   ========

         Per initial $1,000 limited
              partner investment                                         $   5.94                    $ 11.03
                                                                          =======                     ======


         Weighted average initial $1,000 limited
              partner investment units outstanding                          4,713                      4,713
                                                                            =====                      =====








                    The accompanying note is an integral part
                          of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                         For the Six Months Ended June 30,

                                                                           1997                       1996
                                                                           -----                      ----
OPERATING ACTIVITIES:
   Net income                                                           $      60                   $     103
   Adjustment  to  reconcile  net  income  to net
     cash  provided  by  operating activities:
            Depletion                                                          17                          23
                                                                              ---                         ---
                 Cash from operations before working
                     capital changes                                           77                         126

   Changes in assets and liabilities provided (used) cash:
            Accrued oil and gas sales                                          28                          (2)
            Due from affiliate                                                 (6)                        (13)
            Accounts payable and accrued liabilities                           (7)                         (9)
            Payable to affiliate                                               (5)
                                                                              ----                        ---
                 Net cash provided by operating activities                     87                         102
                                                                              ----                        ---
INVESTING ACTIVITIES:
   Additions to oil and gas properties                                        (11)                         (1)
                                                                              ----                         ---
FINANCING ACTIVITIES:
   Distributions to partners                                                                              (101)
                                                                              ----                        ----
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                 76

CASH AND CASH EQUIVALENTS:
   Balance, beginning of period                                               115                         115
                                                                              ---                         ---
   Balance, end of period                                                $    191                    $    115
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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership generated $87,000 of cash flow from operating activities during the six months ended June 30, 1997. A distribution payable to partners of record as of June 30, 1997 was declared in July 1997. The distribution amount is $100,000, payable $58,000 to May Drilling Partnership 1983-1 partners and $42,000 to the general partner. The ability of the Partnership to make future distributions is dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Second Quarter 1997 Compared to Second Quarter 1996

Oil Revenue

Oil revenue decreased $5,000 during the second quarter of 1997 as compared with the same period during 1996 primarily due to a decrease in production combined with a decrease in the average oil price. The average oil price decreased from $20.84 per barrel in 1996 to $19.78 per barrel in 1997. Oil production decreased 40% primarily due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed.

Gas Revenue

Gas revenue decreased $35,000 during the second quarter of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 37% due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.64 per mcf in 1996 to $2.26 per mcf in 1997.

Interest

Interest income increased $1,000 during the second quarter of 1997 as compared with the second quarter of 1996 due to a higher average balance.

Lease Operating

Lease operating expense decreased $4,000 during the second quarter of 1997 as compared with the second quarter of 1996 primarily due to lower production taxes resulting from the decrease in oil and gas revenue discussed above.

General and Administrative

General and administrative expenses decreased $4,000 during the second quarter of 1997 as compared with the same period in 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $4,000 during the second quarter of 1997 as compared to the corresponding period in 1996 as a result of a lower depletion rate during 1997 resulting from the decrease in oil and gas production discussed above.

Litigation Settlement

Litigation settlement expense during the second quarter of 1996 represents the expense associated with the settlement of a property related lawsuit.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

The comparisons for the six months ended June 30, 1997 and the six months ended June 30, 1996 are consistent with those discussed in the second quarter 1997 compared to the second quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $6,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily due to a decrease in production, partially offset by an increase in the average oil price. The average oil price increased from $19.94 per barrel in 1996 to $21.34 per barrel in 1997. Oil production decreased 31% primarily due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed.

Gas Revenue

Gas revenue decreased $57,000 during the first six months of 1997 as compared to the corresponding period in 1996 primarily as the result of a decrease in production combined with a decrease in price. Gas production decreased 30% primarily due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.95 per mcf in 1996 to $2.76 per mcf in 1997.

Professional Services and Other

Professional services and other expense increased $2,000 during the first six months of 1997 as compared with the first six months of 1996. The increase is primarily due to the timing of these expenses.

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


                                       MAY DRILLING PARTNERSHIP 1983-1
                                       MAY LIMITED PARTNERSHIP 1983-1



                                       By:     EDP OPERATING, LTD.,
                                               General Partner

                                               By:  HEPGP LTD.,
                                                    General Partner

                                               By:  HALLWOOD G. P., INC.,
                                                    General Partner



Date:   August 11, 1997                       By:    Robert S. Pfeiffer
     -------------------------                       ------------------
                                              Robert S. Pfeiffer, Vice President
                                                (Principal Accounting Officer)