Form 10-Q
period 1997-09-30
MAY DRILLING PARTNERSHIP 1983-1
filed 1997-11-13
CIK 711308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

MARK ONE

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997

     [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                         Commission File Number 0-11311
                                  ---------------

                         MAY DRILLING PARTNERSHIP 1983-1
                         MAY LIMITED PARTNERSHIP 1983-1
             (Exact name of registrant as specified in its charter)
                                  ---------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


                         MAY DRILLING PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                                     September 30,              December 31,
                                                                         1997                      1996



ASSETS

Investment in
     May Limited Partnership 1983-1                                      $166                       $179
                                                                          ====                       ===



PARTNERS' CAPITAL

Partners' Capital                                                        $166                       $179
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


                         MAY LIMITED PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                                  September 30,      December 31,

                                                                                     1997                1996
                                                                                     -----               ----



ASSETS

CURRENT ASSETS

     Cash and cash equivalents                                                    $    116             $    115
     Accrued oil and gas sales                                                          48                   59
     Due from affiliate                                                                 12
                                                                                       ---                  ---
              Total                                                                    176                  174
                                                                                       ---                  ---


OIL AND GAS PROPERTIES, using the full
     cost method of accounting                                                       7,317               7,302
         Less accumulated depletion                                                 (7,091)             (7,063)
                                                                                     ------              ------
              Net oil and gas properties                                               226                 239
                                                                                     ------              ------


TOTAL ASSETS                                                                      $    402             $    413
                                                                                  =========             =======



LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

     Accounts payable and accrued liabilities                                     $     17            $      17
     Due to affiliate                                                                                         5
                                                                                    ---------             ------
              Total                                                                     17                   22
                                                                                    --------              ------




PARTNERS' CAPITAL
     General partner                                                                   219                  212
     Limited partner                                                                   166                  179
                                                                                       ---                  ---
              Total                                                                    385                  391
                                                                                       ---                  ---


TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $    402             $    413
                                                                                  ========              =======














                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                      For the Three Months Ended September 30,

                                                                          1997                          1996
                                                                          -----                         ----



REVENUES

     Oil revenue                                                      $       9                      $      9
     Gas revenue                                                             64                            66
     Interest                                                                75                             1
                                                                            ----                           ---
              Total                                                          76                            76
                                                                            ----                           ---


COSTS AND EXPENSES
     Lease operating                                                          7                            11
     General and administrative                                              16                            10
     Depletion                                                               11                            10
     Professional services and other                                          4                             2
     Litigation settlement                                                    3
                                                                            ----                           ----
              Total                                                          41                             33
                                                                            -----                          ----



NET INCOME                                                            $       34                      $      43
                                                                        ========                           =====



ALLOCATION OF NET INCOME:

     General Partner                                                  $       17                       $      20
                                                                        ========                          ========

     Limited Partner                                                  $       17                         $      23
                                                                        ========                          ========



         Per initial $1,000 limited
              partner investment unit                                    $  3.61                          $   4.88
                                                                        ========                           =======



         Weighted average initial $1,000 limited
              partner investment units outstanding                       4,713                              4,713
                                                                        =======                             ======










                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                         For the Nine Months Ended September 30,

                                                                            1997                          1996
                                                                            -----                         ----



REVENUES
     Oil revenue                                                          $     23                    $      29
     Gas revenue                                                               174                          233
     Interest                                                                    5                            3
                                                                             -------                   --------

              Total                                                           202                           265
                                                                              ----                          ---



COSTS AND EXPENSES

     Lease operating                                                            21                           31
     General and administrative                                                 46                           48
     Depletion                                                                  28                           33
     Professional services and other                                            10                            6
     Litigation settlement                                                       3                            1
                                                                             ------                     --------

              Total                                                           108                           119
                                                                              ----                          ---



NET INCOME                                                               $     94                      $    146
                                                                          ========                      =======
ALLOCATION OF NET INCOME:

     General Partner                                                     $     49                     $      71
                                                                          ========                     ========

     Limited Partner                                                     $     45                     $      75
                                                                          ========                     ========



         Per initial $1,000 limited
              partner investment unit                                      $  9.55                      $ 15.91
                                                                            ======                       ======



         Weighted average initial $1,000 limited
              partner investment units outstanding                           4,713                        4,713
                                                                             =====                        =====













                    The accompanying note is an integral part
                          of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                            For the Nine Months Ended September 30,

                                                                                1997                        1996
                                                                                -----                       ----

OPERATING ACTIVITIES:
   Net income                                                                $     94                  $   146

   Adjustment to reconcile net income to net cash provided by operating activities:

            Depletion                                                              28                        33
                                                                                  ---                        --

                 Cash from operations before working
                     capital changes                                              122                       179


   Changes in assets and liabilities provided (used) cash:

            Accrued oil and gas sales                                              11                        14
            Due from affiliate                                                    (12)                      (19)
            Accounts payable and accrued liabilities                                                         (1)
            Payable to affiliate                                                   (5)
                                                                                -------                     ----
                 Net cash provided by operating activities                        116                        173
                                                                                 ------                     ------

INVESTING ACTIVITIES:

   Additions to oil and gas properties                                            (15)                      (8)
                                                                                 -----                     -----
FINANCING ACTIVITIES:

   Distributions to partners                                                    (100)                     (101)
                                                                                ----                      ----

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                                                      1                       64

CASH AND CASH EQUIVALENTS:
   Balance, beginning of period                                                   115                      115
                                                                                  ---                      ---
   Balance, end of period                                                     $   116                  $   179
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


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership generated $116,000 of cash flow from operating activities during the nine months ended September 30, 1997. The ability of the Partnership to make future distributions is dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

Third Quarter 1997 Compared to Third Quarter 1996

Oil Revenue

Oil revenue remained constant during the third quarter of 1997 as compared with the same period during 1996. Oil production increased 11%, and the average oil price decreased from $23.78 per barrel in 1996 to $19.29 per barrel in 1997. The increase in production is due to workover procedures performed during the second quarter of 1997.

Gas Revenue

Gas revenue decreased $2,000 during the third quarter of 1997 as compared to the corresponding period in 1996, as the result of a decrease in price, partially offset by an increase in production. Gas production increased 7% due to workover procedures performed during the second quarter of 1997. The average gas price decreased from $2.64 per mcf in 1996 to $2.44 per mcf in 1997.

Interest

Interest income increased $1,000 during the third quarter of 1997 as compared with the third quarter of 1996 due to a higher average cash balance during 1997.

Lease Operating

Lease operating expense decreased $4,000 during the third quarter of 1997 as compared with the third quarter of 1996 primarily due to a reduction in maintenance activity.

General and Administrative

General and administrative expenses increased $6,000 during the third quarter of 1997 as compared with the same period in 1996 due to the timing of these expenses.

Depletion

Depletion expense increased $1,000 during the third quarter of 1997 as compared to the corresponding period in 1996 as a result of a higher depletion rate during 1997 resulting from the increase in oil and gas production discussed above.

Professional Services and Other

Professional services and other expense increased $2,000 during the third quarter of 1997 as compared with the third quarter of 1996. The increase is comprised of an increase in legal fees relating to settlement of property related claims and an increase in miscellaneous other expenses, none of which are individually significant.

Litigation Settlement

Litigation settlement expense during the third quarter of 1997 represents the expense associated with the settlement of property related claims.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

The comparisons for the nine months ended September 30, 1997 and the nine months ended September 30, 1996 are consistent with those discussed in the third quarter 1997 compared to the third quarter of 1996 except for the following:

Oil Revenue

Oil revenue decreased $6,000 during the first nine months of 1997 as compared to the corresponding period in 1996 due to a decrease in production and a decrease in the average oil price. The average oil price decreased from $21.07 per barrel in 1996 to $20.51 per barrel in 1997. Oil production decreased 19% primarily due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed.

Gas Revenue

Gas revenue decreased $59,000 during the first nine months of 1997 as compared to the corresponding period in 1996 as the result of a decrease in production and a decrease in price. Gas production decreased 18% primarily due to the temporary shut-in of two wells during May and June of 1997 while workover procedures were performed. The average gas price decreased from $2.86 per mcf in 1996 to $2.63 per mcf in 1997.

General and Administrative

General and administrative expenses decreased $2,000 during the first mine months of 1997 as compared with the same period during 1996 due to a decrease in the allocation of overhead from the general partner.

Depletion

Depletion expense decreased $5,000 during the first nine months of 1997 as compared to the corresponding period in 1996 due to a lower depletion rate resulting from the decrease in oil and gas production previously discussed.

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

              None.

                                                       -10-
Document: P:\DOC\83-1MQ.DOC
SIGNATURE

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


                                          MAY DRILLING PARTNERSHIP 1983-1
                                          MAY LIMITED PARTNERSHIP 1983-1

                                             By:   EDP OPERATING, LTD.,
                                                    General Partner

                                             By:   HEPGP LTD.,
                                                    General Partner

                                             By:   HALLWOOD G. P., INC.,
                                                    General Partner



Date:  November 4, 1997                      By:   Robert S. Pfeiffer
                                              Robert S. Pfeiffer, Vice President
                                                (Principal Accounting Officer)