Form 10-Q
period 1998-03-31
MAY DRILLING PARTNERSHIP 1983-1
filed 1998-05-08
CIK 711308

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

MARK ONE
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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
                                   (Unaudited)
                                 (In thousands)



                                                                               March 31,                December 31,
                                                                                  1998                      1997

ASSETS
Investment in May Limited Partnership 1983-1                                     $ 156                     $ 189
                                                                                  ====                      ====


PARTNERS' CAPITAL
Partners' Capital                                                                $ 156                     $ 189
                                                                                  ====                      ====






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


                         MAY LIMITED PARTNERSHIP 1983-1
                                 BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)



                                                                     March 31,              December 31,
                                                                        1998                    1997

ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $   130                 $   163
    Accrued oil and gas sales                                               42                      51
    Due from affiliate                                                      13                      20
                                                                       -------                  ------
         Total                                                             185                     234
                                                                        ------                  ------

OIL AND GAS PROPERTIES, using the
    full cost method of accounting                                       7,318                   7,315
       Less accumulated depletion                                       (7,111)                  (7,100)
                                                                         -----                    -----
         Net oil and gas properties                                        207                     215
                                                                        ------                  ------

TOTAL ASSETS                                                            $   392                $   449
                                                                         ======                 ======

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
    Accounts payable and accrued liabilities                            $    13                $    20
                                                                         ------                 ------

PARTNERS' CAPITAL
    General partner                                                         223                    240
    Limited partner                                                         156                    189
                                                                         ------                 ------
         Total                                                              379                    429
                                                                         ------                 ------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                                 $   392                $   449
                                                                         ======                 ======





















           The accompanying note is an integral part of the financial statements.



                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   (In thousands, except for unit information)



                                                                      For the Three Months Ended March 31,
                                                                        1998                      1997

REVENUES
    Oil revenue                                                      $      6                  $     81
    Gas revenue                                                            63                        69
    Interest                                                                2                         1
                                                                      -------                  --------
         Total                                                             71                        78
                                                                       ------                   -------

COSTS AND EXPENSES
   Lease operating                                                          9                         8
   General and administrative                                              15                        15
   Depletion                                                               11                         9
   Professional services and other                                          3                         4
                                                                     --------                  --------
         Total                                                             38                        36
                                                                      -------                   -------

NET INCOME                                                           $     33                  $     42
                                                                      =======                   =======

ALLOCATION OF NET INCOME:

    General Partner                                                  $     18                  $     23
                                                                      =======                   =======

    Limited Partner                                                  $     15                  $     19
                                                                      =======                   =======

       Per initial $1,000 limited partner
         investment                                                   $  3.18                   $  4.03
                                                                       ======                    ======

       Weighted average initial $1,000 limited
         partner investment units outstanding                           4,713                     4,713
                                                                       ======                    ======


















           The accompanying note is an integral part of the financial statements.


                         MAY LIMITED PARTNERSHIP 1983-1
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)



                                                                      For the Three Months Ended March 31,
                                                                         1998                      1997

OPERATING ACTIVITIES:
    Net income                                                         $    33                   $    42
    Adjustment to reconcile net income to
       net cash provided by operating activities:
          Depletion                                                         11                         9

Changes in assets and liabilities provided (used) cash:
      Accrued oil and gas sales                                              9                        20
      Due from affiliate                                                     7                       (27)
      Accounts payable and accrued liabilities                              (7)                       (6)
      Due to affiliate                                                                                (5)
                                                                      --------                   -------
              Net cash provided by operating activities                     53                        33
                                                                        ------                    ------

INVESTING ACTIVITIES -
      Additions to oil and gas properties                                   (3)                       (9)
                                                                       -------                   -------

FINANCING ACTIVITIES -
      Distributions to partners                                            (83)

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                            (33)                       24

CASH AND CASH EQUIVALENTS:
       Balance, beginning of period                                        163                       115
                                                                        ------                    ------

       Balance, end of period                                          $   130                   $   139
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

The financial statements presented are those of May Limited Partnership 1983-1 (the "Partnership"). The interim financial data are unaudited; however, in the opinion of the general partner, the interim data include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.


ITEM 2    -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS


Liquidity and Capital Resources

The Partnership generated $53,000 of cash flow from operating activities during the three months ended March 31, 1998 and distributed $83,000 to partners. The ability of the Partnership to make future distributions is dependent on future prices for the Partnership's production and the production level of the Partnership's remaining oil and gas reserves.

Results of Operations

First Quarter 1998 Compared to First Quarter 1997

Oil Revenue

Oil revenue decreased $2,000 during the first quarter of 1998 as compared with the first quarter of 1997. The decrease is comprised of a decrease in the average oil price from $22.56 per barrel in 1997 to $16.12 per barrel in 1998, partially offset by an 8% increase in production due to workover procedures performed during the second quarter of 1997.

Gas Revenue

Gas revenue decreased $6,000 during the first quarter of 1998 as compared to the first quarter of 1997, as the result of a decrease in price, partially offset by an increase in production. The average gas price decreased from $3.19 per mcf in 1997 to $2.42 per mcf in 1998. Gas production increased 20% due to workover procedures performed during the second quarter of 1997.

Interest

Interest income increased $1,000 during the first quarter of 1998 as compared with the first quarter of 1997 due to a higher average cash balance during 1998.

Lease Operating

Lease operating expense increased $1,000 during the first quarter of 1998 as compared with the first quarter of 1997 primarily due to increased production taxes related to the increased oil and gas production discussed above.

Depletion

Depletion expense increased $2,000 during the first quarter of 1998 as compared to the first quarter of 1997 as a result of a higher depletion rate during 1998 resulting from the increase in oil and gas production discussed above.

Professional Services and Other

Professional services and other expense decreased $1,000 during the first quarter of 1998 as compared with the first quarter of 1997. The decrease is comprised of a net decrease in miscellaneous other expenses, none of which are individually significant.

PART II -    OTHER INFORMATION


ITEM 1 -     LEGAL PROCEEDINGS

             Reference is made to Item 8 - Note 4 of Form 10-K for the year ended December 31, 1997.


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


                                              MAY DRILLING PARTNERSHIP 1983-1
                                              MAY LIMITED PARTNERSHIP 1983-1

                                              By:  EDP OPERATING, LTD.,
                                                    General Partner

                                                    By:  HEPGP Ltd.,
                                                         General Partner

                                                    By:  HALLWOOD G. P., INC.,
                                                           General Partner



Date:  May 1, 1998                                  By:  /s/Thomas J. Jung
                                                  Thomas J. Jung, Vice President
                                                  (Principal Accounting Officer)